Form 10-Q
period 2020-06-30
Northern Genesis Acquisition Corp.
filed 2020-10-01
CIK 1815495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39451

NORTHERN GENESIS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2097939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Main Street, Suite 1000 Kansas City, MO 64112
(Address of Principal Executive Offices, Zip Code)

(816) 983-8000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	NGA.U	The New York Stock Exchange
Common Stock, par value $0.0001 per share	NGA	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	NGA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of October 1, 2020 there were 31,945,344 shares of Class A common stock, $0.0001 par value and 7,986,336 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2020

(UNAUDITED)

ASSETS
Deferred offering costs	$107,486
TOTAL ASSETS	$107,486

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,000
Promissory note — related party	82,486
Total Current Liabilities	83,486

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(1,000)
Total Stockholder’s Equity	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$107,486

(1)	Included an aggregate of up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

Formation and operating costs	$1,000
Net Loss	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excluded an aggregate of up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor (1)	8,625,000	863	24,137	-	25,000

Net loss	-	-	-	(1,000)	(1,000)

Balance — June 30, 2020	8,625,000	$863	$24,137	$(1,000)	$24,000

(1)	Included an aggregate of up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	82,486
Payment of offering costs	(82,486)
Net cash provided by financing activities	—

Net Change in Cash	—
Cash — Beginning	—
Cash — Ending	$—

Non-cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Genesis Acquisition Corp. (the “Company”) was incorporated in Delaware on May 27, 2020. The Company is a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to initially concentrate on target businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020. On August 20, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Northern Genesis Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 20, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

On August 27, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 1,945,344 Units at $10.00 per Unit and sold an additional 389,069 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $19,842,509. Following such closing, an additional $19,453,440 of net proceeds was deposited in the Trust Account, resulting in $319,453,440 held in the Trust Account.

Transaction costs amounted to $18,026,620 consisting of $6,389,069 of underwriting fees, $11,180,870 of deferred underwriting fees and $456,681 of other offering costs. In addition, at August 20, 2020, cash of $1,447,838 was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until August 20, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 18, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 26, 2020. The interim financial statements for the period from May 27, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period May 27, 2020 (inception) through June 30, 2020.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 31,945,344 Units, at a price of $10.00 per Unit, inclusive of 1,945,344 Units sold to the underwriters on August 27, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,750,000. On August 27, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 389,069 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $389,069. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 27, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 shares of the Company’s common stock (the “Founder Shares”). The Founder Shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On August 27, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 486,336 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 7,986,336 Founder Shares issued and outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 17, 2020, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company's liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On May 27, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000, of which $82,486 was outstanding under the Promissory Note as of June 30, 2020. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. The outstanding amount of $142,931 under the Promissory Note was repaid on August 24, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on August 17, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 27, 2020, the underwriters elected to partially exercise their over-allotment option to purchase 1,945,344 Units at a purchase price of $10.00 per Unit and forfeited their election to exercise the remaining over-allotment option.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $11,180,870. The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2020, there were 8,625,000 shares of common stock issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Northern Genesis Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Northern Genesis Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 27, 2020 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 27, 2020 (inception) through June 30, 2020, we had a net loss of $1,000, which consisted of formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on August 20, 2020, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our stockholders, generating gross proceeds of $7,750,000.

On August 27, 2020, in connection with the underwriters’ election to partially exercise of their over-allotment option, we consummated the sale of an additional 1,945,344 Units and the sale of an additional 389,069 Private Placement Warrants, generating total gross proceeds of $19,842,509.

Following the Initial Public Offering, the partial exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $319,453,440 was placed in the Trust Account and we had $1,447,838 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $18,026,620 in transaction costs, including $6,389,069 of underwriting fees, $11,180,870 of deferred underwriting fees and $456,681 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. If we complete a Business Combination, we would repay the notes. In the event that a Business combination does not close, we may use a portion of the working capital held outside the trust account to repay the notes but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of the notes may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on August 17, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $11,180,870. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on August 18, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2020, we consummated our Initial Public Offering of 30,000,000 Units. On August 27, 2020, in connection with underwriters’ election to partially exercise their option to purchase additional Units, we sold an additional 1,945,344 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $319,453,440. Raymond James & Associates, Inc. and EarlyBirdCapital, Inc. acted as the book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240124). The SEC declared the registration statement effective on August 17, 2020.

Simultaneously with the consummation of the Initial Public Offering and the option to purchase additional Units, we consummated a private placement of 8,139,069 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,139,069. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the Private Placement Warrants, $319,453,440 was placed in the Trust Account.

We paid a total of $6,389,069 in underwriting discounts and commissions and $456,681 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $11,180,870 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company, EarlyBirdCapital, Inc., and Raymond James & Associates, Inc., as representatives of the underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement between the Company and certain security holders. (1)
10.3	Administrative Services Agreement between the Company and Northern Genesis Sponsor LLC. (1)
10.4	Form of Indemnification Agreement. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP.

Date: October 1, 2020	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: October 1, 2020	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)