Form 10-Q
period 2020-09-30
Northern Genesis Acquisition Corp.
filed 2020-11-16
CIK 1815495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020 there were 39,931,680 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current assets
Cash	$1,540,270
Prepaid expenses	168,847
Total Current Assets	1,709,117

Deferred tax assets	1,759
Marketable securities held in Trust Account	319,478,049
Total Assets	$321,188,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$31,666
Due to Sponsor	510,914
Total Current Liabilities	542,580

Deferred underwriting fee payable	11,180,870
Total Liabilities	11,723,450

Commitments

Common stock subject to possible redemption, 30,445,790 shares at redemption value	304,465,469

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 9,485,890 issued and outstanding (excluding 30,445,790 shares subject to possible redemption)	949
Additional paid-in capital	5,124,471
Accumulated deficit	(125,414)
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,188,925

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from May 27, 2020 (Inception) Through September 30,
	2020	2020

Formation and operating costs	$150,782	$151,782
Loss from operations	(150,782)	(151,782)

Other income:
Interest earned on marketable securities held in Trust Account	32,984	32,984
Unrealized gain on marketable securities held in Trust Account	(8,375)	(8,375)
Other income, net	24,609	24,609

Loss before provision for income taxes	(126,173)	(127,173)
Benefit from income taxes	1,759	1,759
Net Loss	$(124,414)	$(125,414)

Weighted average shares outstanding, basic and diluted (1)	8,336,951	8,111,107

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of 30,445,790 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to common stock subject to possible redemption of $9,246 for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance — June 30, 2020	8,625,000	$863	$24,137	$(1,000)	$24,000

Sale of 31,945,344 Units, net of underwriting discounts	31,945,344	3,194	301,423,626	—	301,426,820

Sale of 8,139,069 Private Placement Warrants	—	—	8,139,069	—	8,139,069

Forfeiture of Founder Shares	(638,664)	(64)	64	—	—

Common stock subject to possible redemption	(30,445,790)	(3,044)	(304,462,425)	—	(304,465,469)

Net loss	—	—	—	(124,414)	(124,414)
Balance — September 30, 2020	9,485,890	$949	$5,124,471	$(125,414)	$5,000,006

(1)	Includes 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(125,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(32,984)
Unrealized loss on securities held in Trust Account	8,375
Deferred income tax benefit	(1,759)
Changes in operating assets and liabilities:
Prepaid expenses	(168,847)
Accrued expenses	31,666
Net cash used in operating activities	(288,963)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(319,453,440)
Net cash used in investing activities	(319,453,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	313,064,371
Proceeds from sale of Private Placement Warrants	8,139,069
Due to Sponsor	510,914
Proceeds from promissory note - related party	142,931
Repayment of promissory note - related party	(142,931)
Payment of offering costs	(431,681)
Net cash provided by financing activities	321,282,673

Net Change in Cash	1,540,270
Cash — Beginning	—
Cash — Ending	$1,540,270

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$304,589,870
Change in value of common stock subject to possible redemption	$(124,401)
Deferred underwriting fee payable	$11,180,870
Offering costs paid directly by Sponsor in exchange for the issuance of common stock	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $18,026,620 consisting of $6,389,069 of underwriting fees, $11,180,870 of deferred underwriting fees and $456,681 of other offering costs. In addition, at September 30, 2020, cash of $1,540,270 was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 18, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 26, 2020. The interim financial statements for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 24,111,741 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	For the Period from May 27, 2020 (Inception) Through September 30,
	2020	2020
Net loss	$(124,414)	$(125,414)
Less: Income attributable to shares subject to possible redemption	(9,246)	(9,246)
Adjusted net loss	$(133,660)	$(134,660)

Weighted average shares outstanding, basic and diluted	8,336,951	8,111,107

Basic and diluted net loss per common share	$(0.02)	$(0.02)

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 17, 2020, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020, the Company incurred $15,000 in fees for these services. As of September 30, 2020, $15,000 is included in accrued expenses in the accompanying condensed balance sheet.

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

Due to Sponsor

In September 2020, the Company received an aggregate of $510,914 from the Sponsor which was returned in October 2020.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2020, there were 9,485,890 shares of common stock issued and outstanding, excluding 30,445,790 shares of common stock subject to possible redemption.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$319,478,049

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 27, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Acount. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $124,414, which consists of operating costs of $150,782 and an unrealized loss on marketable securities held in our Trust Account of $8,375, offset by interest income on marketable securities held in the Trust Account of $32,984 and an income tax benefit of $1,759.

For the period from May 27, 2020 (inception) through September 30, 2020, we had a net loss of $125,414, which consists of operating costs of $151,782 and an unrealized loss on marketable securities held in our Trust Account of $8,375, offset by interest income on marketable securities held in the Trust Account of $32,984 and an income tax benefit of $1,759.

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

For the period from May 27, 2020 (inception) through September 30, 2020, cash used in operating activities was $288,963. Net loss of $125,414 was affected by interest earned on marketable securities held in the Trust Account of $32,984, an unrealized loss on marketable securities of $8,375, an income tax benefit of $1,759 and changes in operating assets and liabilities, which used $137,181 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $319,478,049. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,540,270 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income less income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

NORTHERN GENESIS ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)