Form 10-K
period 2020-12-31
Northern Genesis Acquisition Corp.
filed 2021-03-09
CIK 1815495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(816) 514-0324
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	NGA.U	The New York Stock Exchange
Common Stock, par value $0.0001 per share	NGA	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	NGA.WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange on August 18, 2020 and the registrant’s common stock and redeemable warrants began trading on the New York Stock Exchange on October 8, 2020. As of December 31, 2020, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $567,988,216.32 million, determined using the per share closing price on the New York Stock Exchange on that date of $17.78. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2021 there were 39,931,680 shares of common stock, $0.0001 par value, issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CERTAIN TERMS

Unless otherwise stated in this report, references to:

●	“we,” “us,” “company,” “our company” or “NGA” are to Northern Genesis Acquisition Corp.;

●	“public shares” are to shares of our common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“warrants” are to our warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market), the private placement warrants and any warrants that may be issued upon conversion of working capital loans;

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that our sponsor’s and officers’ and directors’ status as “public stockholders” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our officers and directors;

●	“initial stockholders” are to the holders of our founder shares, including our sponsor;

●	“IPO” are to our initial public offering, which initially closed on August 20, 2020;

●	“sponsor” are to Northern Genesis Sponsor LLC, a Delaware limited liability company;

●	“founder shares” are to the shares of our common stock issued prior to our IPO; and

●	“private placement warrants” are to the warrants issued in a private placement simultaneously with the closing of our IPO.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the Proposed Lion Transaction (as defined below);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our IPO or an initial business combination.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For risks relating to Lion Electric (as defined below) and the Proposed Lion Transaction, please the Lion Registration Statement.

iii

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on May 27, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we initially concentrated on target businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

Formation

On May 27, 2020, our sponsor paid $25,000 to cover certain offering costs in consideration of 8,625,000 founder shares. The founder shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our sponsor would own 20% of our issued and outstanding shares after our initial public offering (assuming our sponsor did not purchase any public shares in our IPO). On August 27, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 638,664 founder shares were forfeited and 486,336 founder shares ceased to be subject to forfeiture, resulting in an aggregate of 7,986,336 founder shares issued and outstanding.

Initial Public Offering

On August 20, 2020, we consummated our IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000, with each unit consisting of one share of common stock and one-half of one redeemable warrant. Each warrant will become exercisable for one share of common stock, with an exercise price of $11.50 per share, at any time commencing on the later of 12 months from the closing of our IPO or 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Simultaneously with the closing of our IPO, NGA consummated the sale of 7,750,000 private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor generating gross proceeds of $7,750,000. On August 27, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option in our IPO, NGA sold an additional 1,945,344 units at $10.00 per unit and sold an additional 389,069 private placement warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $19,842,509.

The private placement warrants are identical to the public warrants sold in our IPO, except that the private placement warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Our sponsor has agreed not to transfer, assign, or sell any of the private placement warrants and underlying shares of common stock (except to certain permitted transferees) until 30 days after the consummation of our initial business combination.

Proposed Business Combination

On November 30, 2020, we entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with The Lion Electric Company, a corporation existing under the Business Corporations Act (Québec) (“Lion Electric”), and Lion Electric Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Lion Electric (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger,” together with the other transactions related thereto, the “Proposed Lion Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of Lion Electric (the “Surviving Corporation”).

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Lion Transaction by the Company’s stockholders in accordance with the Company’s certificate of incorporation.

In connection with the execution of the Business Combination Agreement, the Company and Lion Electric entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and Lion Electric agreed to sell to the Subscribers, an aggregate of 20,040,200 Lion Electric Common Shares (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200,402,000, in a private placement (the “PIPE”). The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Lion Transaction. The purpose of the PIPE is to raise additional capital for use by Lion Electric following the closing.

In connection with the Business Combination Agreement, the Company, Lion Electric, and our sponsor entered into the Stockholder Support and Lock-Up Agreement (the “Stockholder Support Agreement”) pursuant to which our sponsor agreed to vote all of its shares of common stock in favor of the approval and adoption of the Proposed Lion Transaction. Additionally, our sponsor agreed, among other things, not to (a) transfer any of its shares of common stock or warrants, or any Lion Electric common shares or warrants acquired in exchange therefor pursuant to the Proposed Lion Transaction, for certain periods of time as set forth in the Stockholder Support Agreement, subject to certain customary exceptions or (b) enter into any voting arrangement that is inconsistent with the commitment under the Stockholder Support Agreement to vote in favor of the approval and adoption of the Proposed Lion Transaction.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on November 30, 2020.

On December 31, 2020, Lion Electric filed a registration statement on Form F-4 (File No: 333-251847) (as amended, the “Lion Registration Statement”) relating to the Business Combination. Once the SEC declares the Registration Statement effective, we will mail the definitive proxy statement/prospectus statement relating to the special meeting of our stockholders in connection with the Business Combination. The Business Combination is expected to close in the first quarter of 2021, subject to approval by our stockholders and other customary closing conditions.

Other than as specifically discussed, this report does not assume the closing of the Proposed Lion Transaction.

NYSE Listing

The public shares, units, and public warrants are currently listed for trading on the NYSE under the symbols “NGA,” “NGA.U,” and “NGA.WS,” respectively. Upon the closing of the Proposed Lion Transaction described above, our securities will be delisted from the NYSE and it is expected that Lion Electric’s common shares will be listed on the NYSE.

Business Strategy

Our business strategy is to identify and complete our initial business combination, like the Proposed Lion Transaction, with a company that complements the experience of our management team and can benefit from their operating and deal expertise. Our selection process leverages our management team’s network of relationships, deal sourcing capability and unique industry experiences to access a wide range of proprietary opportunities. The team members have developed these capabilities during their respective career endeavors which have included, for Mr. Michael Hoffman, pursuing a distinguished career in originating and completing successful renewable energy investments for recognized private equity firms and for Mr. Ian Robertson, building Algonquin Power & Utilities Corp. into a broad-based power and utility infrastructure company recognized as one of the most sustainable companies globally. Our management team has a history of sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses. They also share deep relationships with target companies and capital markets advisors, as well as extensive experience raising both debt and equity capital across business cycles. These experiences have provided them with a broad understanding of public market performance and investor expectations, enhancing their ability to provide mentorship as a target management team transitions from private to public markets.

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. However, we will not be required to meet this condition if we are not then listed on the NYSE.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we anticipate only completing such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the NYSE’s 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Our Acquisition Process

In evaluating a prospective target business, such as Lion Electric, we conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, sponsor, officers or directors. While Lion Electric is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Proposed Lion Transaction and seek to complete our initial business combination with a company that is affiliated with our initial stockholders, sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers had agreed not to become an officer or director of any other special purpose acquisition company which has publicly filed a registration statement with the SEC until we entered into a definitive agreement regarding our initial business combination or we failed to complete our initial business combination within 24 months after the closing of our IPO. Subsequent to entering into the Business Combination Agreement with Lion Electric, our officers and directors formed Northern Genesis Acquisition Corp. II (“Northern Genesis II”), a special purpose allocation, which completed its initial public offering on January15, 2021, and Northern Genesis Acquisition Corp. III (“Northern Genesis III”), which has filed a registration statement on Form S-1 with the SEC for its initial public offering.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, such as Lion Electric, for a business combination:

●	Ability to align with our sustainability principles and support reduction of carbon intensity

●	Defined barriers to entry or sustainable competitive advantages

●	Predictable revenue and free cash flow to support reinvestment growth

●	Little material technology, scale-up or market risk and success not premised on future capital raises to achieve growth plans

●	Opportunity to benefit from our management team’s network and expertise to drive improved financial performance

●	Ability to benefit from access to the public capital markets

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Further, we may elect to pursue a business combination with a target business that may not meet any of the foregoing criteria and guidelines. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Public Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination of approximately $308,000,000 (after payment of $11,180,870 of deferred underwriting fees, but before fees and expenses associated with our initial business combination), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Liquidation if No Business Combination

We have until August 20, 2022 to complete our initial business combination. If we are unable to complete a business combination within such period (and our stockholders have not approved an amendment to our certificate of incorporation to extend this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of our then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination by August 20, 2022.

Our sponsor and our officers and directors have entered into letter agreements with us pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by August 20, 2022. However, if they acquire our public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor and our officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our certificate of incorporation (a) that would modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by August 20, 2022 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations), divided by the number of our then outstanding public shares. However, we cannot redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules).

If our funds held outside of the trust account are not sufficient to cover the costs and expenses associated with implementing a plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our tax obligations, we may request the trustee to release to it an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by our public stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by our public stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against the company to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intends to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to claims based on fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of such a waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to the company than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy this indemnity obligation nor have we asked our sponsor to reserve for such eventuality, and we believe that our sponsor’s only assets are securities of the company. Therefore, we believe it is unlikely that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete an initial business combination and our stockholders would receive such lesser amount per share in connection with any redemption of our public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its indemnification obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that claims of creditors will not reduce the actual value of the per-share redemption price to less than $10.00 per public share.

Under the DGCL, stockholders of a corporation may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If we are unable to complete our business combination within 24 months from the closing of our IPO, it is our intention to redeem the public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with the procedures provided for by Section 280 of the DGCL. As such, our stockholders potentially could be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires that we adopt a plan upon dissolution, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors and the underwriters in our IPO), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Therefore, in the event of a bankruptcy, we cannot assure you that we will be able to return $10.00 per share to our stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by our stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 4801 Main Street, Suite 1000, Kansas City, MO 64112. The cost for our use of any office space used by us, including this space, is included in the $10,000 per month fee we will pay to our sponsor or its affiliates for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We do not have any full-time employees and we do not intend to have any prior to the consummation of our initial business combination.

Website

Our website address is www.northerngenesis.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Lion Electric. In addition, if we succeed in effecting the proposed business combination, we will face additional and different risks and uncertainties related to the business of Lion Electric. Such material risks are set forth in the Registration Statement on Form F-4, as amended, which contains our preliminary proxy statement, that Lion Electric has filed with the SEC in connection with the meeting to be called to approve the Proposed Lion Transaction.

Risks Regarding Our Business Strategy

●	We are a newly formed blank check company with no operating history and no revenues; our ability to source and complete an initial business combination is entirely dependent upon the efforts of our management team.

●	If, due to our lack of revenues, other resource constraints, competition, or any other factors we are unable to complete an initial business combination within 24 months following the closing of our IPO, our public stockholders may receive only $10.00 per share, and perhaps less, on the redemption of our public shares, and our warrants will expire worthless.

●	The right of our public stockholders to cause their public shares to be redeemed upon a business combination, the significant number of warrants that we will issue, and the uncertainties regarding the extent and amount of any redemptions of our common stock and exercise of our warrants may make us a less attractive combination candidate than strategic or other competitors, increasing the risk that we fail to timely complete an initial business combination, or do so on less favorable terms.

Business Combination Risks

●	Our due diligence regarding any particular target may not uncover all material risks, or identified risks may evolve in unforeseen ways, and our assessment of how management or key personnel of a target may perform in a higher growth mode or as a public company may be inaccurate.

●	We are not required to obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for, or relative valuations reflected by, a business combination is fair to our company from a financial point of view.

●	Due to transaction structure or other reasons, our stockholders may represent a minority of a combined business, and our management team may not control or have significant influence over management of the target business following our initial business combination.

Risks Related to Our Securities and Redemption

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The determination of the offering price of our units and the size of our initial public offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry, and you therefore may have less assurance that the offering price of our units properly reflected their value.

●	We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you. In addition, our ability to require exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

●	You will not have any rights or interests in funds from the trust account established with proceeds of our IPO, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	If third parties bring claims against us, including but not limited to claims in bankruptcy, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share. In addition, in certain circumstances a bankruptcy trustee or third parties could seek to recover redemption payments from stockholders who received such payments.

Conflict of Interest Risks

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	If the Proposed Lion Transaction is not consummated, we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

●	Our sponsor and our officers and directors have or may have interests in us and our securities that differ from or are in addition to those of our stockholders generally, including as a result of direct or indirect interests in the founders shares, private placement warrants and working capital warrants, loans to us, and waivers of rights to receive funds from the trust account.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete a business combination and, if we fail to do so, we will never generate any operating revenues.

Past performance may not be indicative of future performance of an investment in our securities. Further, in the event of the termination of the Proposed Lion Transaction, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination or as to the value of any such alternative business combination to our stockholders

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Any past acquisition or operational experience of our management team and their affiliates is not a guarantee either: (i) that we will be able to consummate the Proposed Lion Transaction, (ii) that we would be able to locate a suitable alternative candidate for, and consummate, an initial business combination; or (iii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers and directors has had experience with blank check companies or special purpose acquisition companies in the past.

In the event that the Proposed Lion Transaction were to be terminated, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination, and no assurance as to the value of any such alternative business combination to our stockholders.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if were subject to Rule 419, it would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

In the event that the Proposed Lion Transaction were to be terminated and we enter into an alternative business combination, in some circumstances our public stockholders may not be afforded an opportunity to vote on the proposed business combination, which means we may complete such a business combination even though a majority of our public stockholders do not support such a combination.

Due to the nature of the Proposed Lion Transaction, the DGCL requires approval of the Proposed Lion Transaction by the holders of a majority of our outstanding shares of common stock. In the event that the Proposed Lion Transaction were terminated and we identified an alternative business combination, we may not hold a stockholder vote to approve such initial business combination unless such business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion. If we decide to allow stockholders to their shares to us in a tender offer, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our limited resources and the significant competition for business combination opportunities may make it more difficult to identify and complete an initial business combination. If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

In the event that we are unable to consummate our proposed business combination with Lion Electric, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the funds held in the trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable would be limited by our available financial resources and ability to raise additional funds. If, as a result of such competition, we are unable to complete an initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination.

We may seek to enter into a definitive agreement with a prospective target business that requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of such business combination (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or will result in us not being able to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a definitive agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to have your stock redeemed.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is not consummated, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the second anniversary of the closing of our IPO.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, in connection with any stockholder vote to approve a business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our IPO as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved for listing on the NYSE. Although we expect to meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150,000,000, the aggregate market value of publicly-held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our common stock and warrants will be listed on the NYSE, our units, common stock and warrants will be covered securities. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If funds held outside the trust account are insufficient to allow us to operate prior to the completion of our initial business combination, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Of the net proceeds of our IPO, only approximately $1,000,000 was available to us outside the trust account to fund our working capital requirements. If funds available to us outside of the trust account are not sufficient to allow us to operate prior to the consummation of an initial business combination, we would need to borrow funds from our sponsor or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances, and any such advances would be repayable only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our public shares and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who remain stockholders following the business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

If we are unable to complete our business combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligation and its only assets are expected to be our securities. As a result, we think it is unlikely that our sponsor would be able to satisfy any indemnification obligation if it arises. In such event, you may receive less than $10.00 per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligation of our sponsor resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share, and our sponsor asserts that it is unable to satisfy its obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce this indemnification obligation, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims are paid from amounts in the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. As a result of the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. Furthermore, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they would have to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares, and have it declared effective and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and, if the holder does not sell the warrant, such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights may make it more difficult to negotiate the terms of our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor and its transferees can demand that we register their founder shares, private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants held by them, as well as any warrants and underlying shares of common stock that may be issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make negotiating the terms of our initial business combination more difficult. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that may occur when the securities owned by our initial stockholders, holders of the private placement warrants or their respective permitted transferees are registered.

In the event that the Proposed Lion Transaction were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the Proposed Lion Transaction were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the Proposed Lion Transaction, or would or would not result in a reduction in the value of our public shares.

We may seek acquisition opportunities in industries or sectors outside of our management’s area of expertise.

We may consider a business combination outside of our management’s area of expertise if a target business is presented to us and we determine that such target offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, we may enter into a business combination with a target that does not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or thereafter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of February 28, 2021, there were 10,068,320 authorized but unissued shares of common stock available for issuance, and 1,000,000 authorized but unissued shares of preferred stock available for issuance. We may issue additional shares of common stock and shares of preferred stock to complete our initial business combination, or for any purpose at any time thereafter, including under an employee incentive plan. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Any of our key personnel may negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us or the target busines after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, whether or not any such individuals remain with the post-transaction company after the completion of our business combination will be a factor in our decision as to whether or not we will proceed with any potential business combination only to the extent that we believe that it would materially benefit our stockholders following the business combination.

We may have a limited ability to assess the skills, qualifications or abilities of management of a prospective target business, which could negatively impact the value of our stockholders’ investment in the post-transaction company.

When evaluating the desirability of affecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who remain stockholders following the business combination could suffer a reduction in the value of their shares.

Our officers and directors are engaged in other business activities, which may limit their availability to us, which could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. The conflicts of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are affiliated with one or more entities engaged in business activities similar to those conducted by us, and to which they owe contractual and fiduciary duties, and as a result may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our directors and officers presently have, and any of them in the future may have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his fiduciary or contractual obligations to present such opportunity to such entity.

Pursuant to the terms of our Business Combination Agreement with Lion Electric, our officers and directors and other representatives are prohibited from soliciting, evaluating, or negotiating alternative business combinations involving us or on our behalf. However, if our Business Combination Agreement with Lion Electric were to be terminated, our officers and directors may have conflicts of interest in determining whether to present possible business combination opportunities to us or to any other such entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Without limiting the foregoing, all of our officers and directors have fiduciary and contractual duties to Northern Genesis Holdings Inc. and/or to certain companies in which it has invested or may invest, by reason of his or her position with such company. These entities currently include Northern Genesis II and Northern Genesis III, each of which may compete with us for acquisition opportunities, and each of which is currently focused, like us, on target businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In addition, we do not have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have conflicts between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, initial stockholders, officers, directors or their affiliates which may raise potential conflicts of interest.

If our Business Combination Agreement with Lion Electric were to be terminated, we may decide to acquire one or more businesses affiliated with our sponsor, any of our officers or directors, or affiliates of any of the foregoing. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such a transaction was attractive and in the best interests of our stockholders. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness of such a transaction, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor holds, and our officers and directors have an indirect financial interest in, our 7,986,336 founder shares and 8,139,069 private placement warrants, each exercisable for one share of common stock at $11.50 per share, all of which will be worthless if we do not complete a business combination. In addition, we may obtain loans from our initial stockholders, officers, directors or their affiliates which likely would not be repaid if we do not consummate an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination, provided that such debt is non-recourse to funds held in the trust account and, as such, will not affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

If our business combination is with only one target business, we would be solely dependent on this single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

If we attempt to simultaneously complete business combinations with multiple prospective targets, it may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management may not be able to maintain control of a target business after our initial business combination.

We anticipate completing a business combination only if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise holds a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, our management may not control the post-transaction company following our business combination, and we cannot provide assurance that management of the post-transaction company will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though a substantial majority of our stockholders elect to have their shares redeemed.

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The provisions of our certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of holders of 50% of our common stock.

Our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our certificate of incorporation and will have the discretion to vote in any manner it chooses. Our ability to amend the provisions of our certificate of incorporation which govern our pre-business combination activity may increase our ability to complete a business combination with which you do not agree.

Our sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns 20% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and our officers and directors have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership of 20% of our outstanding common stock, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of a business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants (including the private warrants) to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described herein) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants are redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 15,972,672 shares of common stock as part of the units sold in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement warrants to purchase an aggregate of 8,139,069 shares of common stock at $11.50 per share. In addition, if our sponsor or any of our officers, directors or their affiliates makes any working capital loans, up to $3,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

In connection with a review of our financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over the reporting of the Personnel Services Agreement (as defined in this report). A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As of December 31, 2020, we identified material weaknesses in our internal control over financial reporting.  While we do not believe the material weakness resulted in any misstatement of our financial statements, we intend to implement additional communication and documentation procedures, among other steps, as part of our internal controls to remediate the material weakness.  These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness.

Any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Further, we may be subject to additional burdensome and costly requirements under the Sarbanes-Oxley Act if we are no longer an emerging growth company or smaller reporting company.

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our certificate of incorporation requires, subject to limited exceptions, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if such actions are brought outside of the State of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data, or that of a third party with which we do business. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss, lawsuits, investigations, fines and penalties, whether directly or through claims made against us by third parties.

Any search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 4801 Main Street, Suite 1000, Kansas City, MO 64112. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor (or an affiliate thereof) for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

The Company has received three demand letters from putative stockholders of the Company dated January 19, 2021, February 10, 2021 and March 2, 2021 (together, the “Demands”) alleging that the Company and the Company’s board of directors have breached their fiduciary duties and violated federal securities laws on the basis that the Lion Registration Statement allegedly is materially misleading and/or omits material information concerning the Proposed Lion Transaction. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the Lion Registration Statement.

We believe that the disclosures set forth in the Lion Registration Statement comply fully with applicable law. However, the Company and Lion are assessing whether to voluntarily supplement the disclosure contained in the Lion Registration Statement for purposes of avoiding expenses associated with any claims that could be made based on such Demands and provide additional information to our respective stockholders. The foregoing, and any supplement to such disclosure that may be made, is not intended to be an admission of the legal necessity or materiality under applicable laws of any such disclosures. We specifically deny all allegations that any additional disclosure is required and we reserve all defenses in connection with the Demands.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are each traded on the New York Stock Exchange under the symbols “NGA.U,” “NGA” and “NGA.W,” respectively. Our units commenced public trading on August 18, 2020, and our common stock and warrants commenced separate public trading on October 8, 2020.

Holders

On February 28, 2021, there was one holder of record of our units, two holders of record of our common stock, one holder of record of our public warrants, and one holder of record of our private placement warrants.

Dividends

We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

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

We paid a total of $6,389,069 in underwriting discounts and commissions and $456,681 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $11,180,870 in underwriting discounts and commissions. For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

On November 30, 2020, we entered into a Business Combination Agreement with Lion Electric and Merger Sub, relating to a proposed business combination transaction between us and Lion Electric.

Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (the “Merger,” together with the other transactions related thereto, the “Proposed Lion Transaction”), with the Company surviving such Merger as a wholly owned subsidiary of Lion Electric. Each share of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Merger (other than shares of Company Common Stock that the holders thereof elect to have redeemed in connection with the Business Combination) will be converted into the right to receive one common share of Lion Electric (the “Lion Electric Common Shares”) following a share split pursuant to which each Lion Electric Common Share immediately prior to such share split will be converted into 4.1289 Lion Electric Common Shares immediately following such share split.

Consummation of the Proposed Lion Transaction is subject to approval by stockholders holding a majority of the outstanding shares of Company Common Stock and satisfaction of certain other conditions, as further described in the Business Combination Agreement.

In February and March of 2021, our sponsor advanced a total of $3,000,000 in Working Capital Loans to the Company, and the Company issued a non-convertible, unsecured promissory note to our sponsor in respect of such Working Capital Loans. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial Business Combination or (ii) liquidation of the Company. If the proposal described in the Lion Registration Statement to amend our certificate of incorporation is approved by our stockholders, it is expected that our sponsor will promptly thereafter tender such promissory note to us as an advance payment for Working Capital Warrants to be issued immediately prior to our initial Business Combination (regardless of when that occurs).

Results of Operations

We have neither engaged in any operations (other than seeking Business Combination opportunities after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 27, 2020 (inception) through December 31, 2020 were organizational activities, the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of Lion Electric. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and in connection with our pursuit of a Business Combination.

For the period from May 27, 2020 (inception) through December 31, 2020, we had a net loss of $1,512,369, which consists of operating costs of $1,636,054 offset by interest income on marketable securities held in the Trust Account of $108,848 and an unrealized gain on marketable securities held in the Trust Account of $14,837.

Liquidity and Capital Resources

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

For the period from May 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $694,036. Net loss of $1,512,369 was affected by interest earned on marketable securities held in the Trust Account of $108,848, an unrealized gain on marketable securities of $14,837 and changes in operating assets and liabilities, which provided $942,018 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $319,577,125. We may withdraw interest earned on the Trust Account to pay franchise and income taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. We intend that all then-remaining funds held in the Trust Account will be used to complete our Business Combination or as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $624,283 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our proposed Business Combination with Lion Electric or, in the event the Business Combination Agreement were to be terminated, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete an alternative Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, an affiliate of our sponsor, or our officers and directors or their affiliates may, but are not obligated to, loan funds to us. Such loans would be evidenced by promissory notes. If we complete a Business Combination, we would repay the notes. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the notes but no proceeds from our Trust Account would be used for such repayment. The terms of the Working Capital Loans may provide that up to $3,000,000 of the notes may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial Business Combination. In February and March of 2021, our sponsor advanced Working Capital Loans to the Company in an aggregate amount of $3,000,000, and the Company issued a promissory note in respect thereof, to cover certain expenses related to our proposed Business Combination with Lion and other potential working capital needs, all of which remains available to the Company.  If the proposal described in the Lion Registration Statement to amend our certificate of incorporation is approved by our stockholders, it is expected that our sponsor will promptly thereafter tender such promissory note to us as an advance payment for Working Capital Warrants to be issued immediately prior to our initial Business Combination (regardless of when that occurs).  We believe that the Company has sufficient funds to complete our proposed Business Combination with Lion Electric or, in the event the Business Combination Agreement were to be terminated, to continue to operate our business beyond March 31, 2022.

In the event our Business Combination Agreement with Lion were to be terminated, and our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing in connection with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on August 17, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

On December 1, 2020, with the approval of the audit committee of our board, we agreed on the terms pursuant to which we will pay our sponsor, or individuals affiliated with our sponsor (including persons who are officers or directors of the Company (other than our independent directors)), for services in respect of identifying, investigating, and analyzing investment opportunities and completing our initial business combination, as contemplated by our registration statement filed in connection with our initial public offering. Under such agreement, we agreed to pay our sponsor or individuals affiliated with our sponsor (including persons who are officers or directors of the Company (other than our independent directors)), for services preceding an initial business combination, the aggregate amount of $480,000 for all such services provided prior to December 31, 2020, an amount equal to $80,000 per month thereafter until the date of our initial business combination, and upon completion of an initial business combination, an amount equal to $60,000 multiplied by the number of months by which the date of the initial business combination precedes August 20, 2022. Under the terms of such agreement, the total compensation paid under such agreement will be less than $2 million.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $11,180,870. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, and in light of the material weaknesses found in our internal controls over financial reporting described below, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of December 31, 2020 as described below.

Specifically, we did not implement adequate reporting procedures between our operations team and the individuals responsible for preparation of financial statements, which contributed to initially inadequate accounting disclosures related to the personnel services agreement entered into on December 1, 2020 between the Company and certain affiliated entities (the “Personnel Services Agreement”) and payments described therein. While the Personnel Services Agreement was timely and properly approved by the independent directors of the Company in the manner contemplated in our IPO Registration Statement, this material weakness in our control environment contributed to the following individual material weaknesses in our internal control over financial reporting as of December 31, 2020: (i) we did not maintain adequate controls over accounting and reporting of related party disclosures respecting the initial disclosures of the Personnel Services Agreement (ii) and we did not maintain adequate controls over liquidity analysis which permitted the omission of prospective charges under the Personnel Services Agreement in the completion of the going-concern analysis. This material weakness could have resulted in inadequate disclosures.

Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Paul Dalglish	62	Director and Non-Executive Chairman
Michael Hoffman	70	President
Ken Manget	59	Director and Chief Financial Officer
Ian Robertson	61	Director and Vice Chair
Robert Schaefer	54	Director
Brad Sparkes	49	Director

Paul Dalglish, one of our founders, has served as a member of the NGA Board since June 2020 and as our Non-Executive Chairman since July 2020. Mr. Dalglish is an experienced operations and information technology executive, specializing in the design and delivery of systems providing operational excellence. Mr. Dalglish brings global experience in the delivery of technology-enabled transformations with global clients and has led large global employee and contractor teams. He has led business development and contract negotiation teams for large outsourcing contracts. Mr. Dalglish also has been a member of the board of Northern Genesis II since September 2020 and Northern Genesis III since December 2020. From June 2019 to January 2019, Mr. Dalglish served as Vice President of Operations for JANA Corporation, a utility services company providing risk assessment programs to the North American natural gas industry. From 2016 to August 2019, Mr. Dalglish served as President of Hibernia Solutions Inc., a provider of pre- and post-acquisition support to utilities and utility-related companies. From 2008 to 2015, Mr. Dalglish was with Serco Canada Inc., a multi-national government outsourcing company, initially serving as a Managing Director of its subsidiary Serco-DES Inc. and later serving as its President. Previously, Mr. Dalglish focused on the acquisition and integration of new businesses on behalf of Accenture’s utility outsourcing business. Mr. Dalglish previously served on the NGA Board and Audit Committee for AirSource Power Fund I LP, a publicly listed renewable energy company and currently sits on the Boards of several not-for-profit organizations. Mr. Dalglish has been accredited as a Chartered Director by McMaster University, holds a Professional Engineer designation through his Bachelor of Science from the University of Waterloo and has been awarded a Master of Business Administration from the University of Western Ontario. NGA believes Mr. Dalglish is well-qualified to serve on the NGA Board due to his business experience and contacts and relationships.

Michael Hoffman, one of our founders, has served as our President since July 2020. Mr. Hoffman is an active senior business professional. He is the founder of Stone Capital Partners, a private financing firm focused on energy infrastructure in North America and globally. Prior to founding Stone Capital Partners in 2018, Mr. Hoffman was a partner at Riverstone Holdings, a multi-billion private equity firm, from 2003 through 2018 where he was head of Riverstone’s Renewable Energy Funds and led the teams responsible for conventional power and energy investments. He has more than 30 years of experience in the origination and execution of global infrastructure investment and is committed to the concept of sustainable investing. From 1988 through 2003, Mr. Hoffman was Senior Managing Director and Head of the Mergers & Acquisitions advisory business of The Blackstone Group where he was a member of the Private Equity Investment Committee and the firm’s Executive Committee. Prior to Blackstone, Mr. Hoffman was Co-Head of Mergers & Acquisitions at Smith Barney & Co. Mr. Hoffman is Chairman of the Board of Annovis Bio, Inc., an Alzheimer’s development company, and the President of Northern Genesis II and Northern Genesis III. He also serves on the Board of Rockefeller University. He received a BA and an MA from Northwestern University and an MBA from Harvard Business School. He is a co-author of the book, “GREEN: Your Place in the New Energy Revolution.”

Ken Manget, one of our founders, has served as our Chief Financial Officer since June 2020 and a member of the NGA Board since July 2020. From 2014 to 2019, Mr. Manget served as Global Head, Relationship Investing at the Ontario Teachers’ Pension Plan where he ran teams in Hong Kong, London and Toronto, and was responsible for a diversified portfolio of pre-IPO, public and private equity investments. After leaving Ontario Teachers’ Pension Plan, he has been active as a private investor and director of companies. From 2009 to 2014, Mr. Manget served as Head of Investment Banking at Desjardins Capital Markets. He started his career at Schlumberger, Inc. as a Field Engineer in Latin America. His finance background includes positions at: Salomon Brothers in London and New York (from 1986 to 1988), and at BMO Capital Markets in Toronto (from 1992 to 2009) where he had exposure to a broad range of capital markets/investment banking activities including: mergers & acquisitions, equities, fixed income, derivatives and securitization. Mr. Manget is a past board member of St. Joseph’s Health Centre Foundation, the Heart and Stroke Foundation, is currently a member of the Board of the Canadian Ditchley Foundation, and serves an alumnus volunteer for Harvard University. He also is the Chief Financial Officer of Northern Genesis II and Northern Genesis III and currently serves on the Board of NASDAQ listed Organigram Holdings Inc. (NASDAQ: OIG) where he is a member of the audit, compensation and investment committees. He holds a Mechanical Engineering degree from the University of Toronto, a M.B.A from the Harvard Business School, and an ICD.D designation granted by the Institute of Corporate Directors, at the University of Toronto.

Ian Robertson, one of our founders, has served as our Vice Chair since June 2020 and a member of the NGA Board since our formation in May 2020. Mr. Robertson served for a short time from May 2020 until June 2020 as our Chief Executive Officer, Secretary and Treasurer. Mr. Robertson is an active senior business professional and currently leads InfraStar Investments, an infrastructure investment fund management company, and is the Chief Executive Officer and a member of the board of Northern Genesis II and Northern Genesis III. Mr. Robertson co-founded APCI in 1988 and previously served as Chief Executive Officer and Director of Algonquin Power & Utilities Corp. from October 2009 through July 2020. During his leadership tenure, Algonquin grew to become one of Canada’s largest power and utilities companies, serving regulated electricity, natural gas and water utility customers in the United States and Canada and owning and operating a large portfolio of global renewable wind and solar powered generation capacity. He has more than 30 years of experience in the origination and execution of global infrastructure investment initiatives and is committed to the concept of sustainable investing. Mr. Robertson previously served on the board of Atlantica Yield plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Robertson received an electrical engineering degree from the University of Waterloo, a Master of Business Administration from York University, and a Master of Law from the Law School of the University of Toronto. He is a professional engineer and holds a Chartered Financial Analyst designation. NGA believes Mr. Robertson is well-qualified to serve on the NGA Board due to his business experience and contacts and relationships.

Robert Schaefer, one of our founders, has served as a member of the NGA Board since July 2020. Mr. Schaefer is an active business professional. From 2017 to November 2020, he served as the Executive Vice President and Chief Financial Officer for the Ascendant Group Limited, the parent of Bermuda Electric Company, and continues to serve in an advisory role for Ascendant Group Limited. He is currently a member of the board of Northern Genesis II and Northern Genesis III. Mr. Schaefer is an executive with a track record of repositioning and growing businesses through his experience leading business units, undertaking mergers and acquisitions and completing finance transactions in Bermuda, Canada, U.S. and Europe. Mr. Schaefer has been responsible for significant capital deployment in growth investments, negotiation of long-term contract restructurings and company sales and acquisitions. From 2015 to 2017, Mr. Schaefer led the strategic restructuring of Maxim Power Corp. including the successful divestiture of European and US power businesses. From 2008 through 2015, Mr. Schaefer was responsible for TransAlta Corporation’s energy marketing business unit and business development activities. Mr. Schaefer holds a Bachelors of Commerce from the University of Calgary and is a member of the Institute of Chartered Accountants of Alberta and Bermuda. NGA believes Mr. Schaefer is well-qualified to serve on the NGA Board due to his business experience and contacts and relationships.

Brad Sparkes, one of our founders, has served as a member of the NGA Board since June 2020. Mr. Sparkes is an active senior business professional. He co-founded and has served as President and Chief Executive Officer for BowArk Energy Ltd, a wind energy developer, since September 2003. Since its inception, BowArk has successfully developed a number of renewable energy projects across Canada. He is also currently a member of the board of Northern Genesis II and Northern Genesis III. Mr. Sparkes previously held the position of Chief Financial Officer and Director for AirSource Power Fund LP which successfully completed the construction of the St. Leon Wind Energy Facility. Prior to BowArk, Mr. Sparkes gained extensive experience in developing and financing power projects across North America. From 2000 to 2003, Mr. Sparkes was Director of Business Development of Calpine Canada where he led its acquisitions and development team focusing on the natural gas-fired energy sector successfully developing and financing a number of projects in the North American energy sector. Prior to joining Calpine, he was a member of TransAlta Energy Corporation’s business development team from 1996 to 2000, also focusing on natural gas-fired energy sector in Canada. Mr. Sparkes holds an Engineering degree from the University of Calgary. NGA believes Mr. Sparkes is well-qualified to serve on the NGA Board due to his business experience and contacts and relationships.

Director Independence

NYSE listing standards require that a majority of the NGA Board be independent. An “independent director” is defined generally as a person other than an officer or employee of NGA or its subsidiaries or any other individual having a relationship which in the opinion of the NGA Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. NGA has determined that Messrs. Dalglish, Schaefer and Sparkes are independent directors under NYSE rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the NGA Board

The NGA Board has three standing committees: an audit committee, a compensation committee and a nominating committee. The rules of the NYSE and Rule 10A of the Exchange Act generally require that these committees be comprised solely of independent directors.

Audit Committee

NGA has established an audit committee of the NGA Board. Messrs. Schaefer, Dalglish and Sparkes serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, NGA is required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and the NGA Board has determined that Mr. Schaefer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

NGA has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by NGA;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by NGA, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with NGA in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to NGA entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

NGA has established a compensation committee of the NGA Board. Messrs. Dalglish and Sparkes serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, NGA is required to have at least two members of the compensation committee, all of whom must be independent.

NGA adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ compensation, evaluating our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers based on such evaluation;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating Committee

NGA has established a nominating committee of the NGA Board. The members of our nominating committee are Messrs. Schaefer and Dalglish. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the NGA Board. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Ethics

NGA has adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Item 11.	Executive Compensation.

Any payments to be made, directly or indirectly, to our sponsor, officers, directors or our or any of their affiliates must be approved by our independent directors acting through the audit committee of our board.

On December 1, 2020, the Company, with the approval of the audit committee of our board, and our sponsor agreed on the terms pursuant to which the Company will pay our sponsor, or individuals affiliated with our sponsor, for services in respect of identifying, investigating, and analyzing investment opportunities and completing an initial Business Combination.  Such personnel that may receive such payments, whether directly from the Company or indirectly by payment from our sponsor of amounts paid to our sponsor by the Company, include persons who are officers or directors of the Company (other than our independent directors).

Under such agreement, the Company agreed to pay our sponsor or individuals affiliated with our sponsor (including persons who may be officers or directors of the Company) an aggregate amount of $480,000 for all such services provided prior to December 31, 2020, with a credit for amounts paid prior to such date, including amounts paid to persons who are officers and directors of the Company, each of which was approved by the audit committee of our board in advance of such payment. Of amounts charged to the Company in respect of the period prior to December 31, 2020, $110,000 was approved by our audit committee in respect of services of persons who are officers or directors of the Company, including $60,000 charged directly to the Company by and for the services of Ian Robertson, our Chief Executive Officer and a director, and $50,000 charged directly to the Company by and for the services of Ken Manget, our Chief Financial Officer and a director.  As of December 31, 2020, $353,519 is included in accrued expenses in the accompanying balance sheet, payable by the Company to our sponsor, which accrued amounts, together with any amounts payable under the agreement for periods after December 31, 2020, may be paid by our sponsor to persons who are officers or directors of the Company, other than our independent directors.

In addition, under such agreement, the Company agreed to pay our sponsor or individuals affiliated with our sponsor (including persons who may be officers or directors of the Company), for services preceding an initial Business Combination, an amount equal to $80,000 per month commencing on January 1, 2021 until the date of the initial Business Combination, and upon completion of the initial Business Combination, an amount equal to $60,000 multiplied by the number of months by which the date of the initial Business Combination precedes August 20, 2022.  Under the terms of such agreement, the total compensation paid or credited under such agreement will be less than $2 million.

Our sponsor, our officers and directors, and any of their respective affiliates will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. In addition, commencing on the date that our securities were first listed on the NYSE, the Company pays our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Since its formation, the Company has not granted any stock options, stock appreciation rights, or any other equity or equity-based awards under long-term incentive plans to any of its executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 12, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of shares of commons stock	Percentage of outstanding common stock
Directors and Executive Officers (1)
Paul Dalglish (2)	—	*
Michael Hoffman (2)	—	*
Ken Manget (2)	—	*
Ian Robertson (2)	7,986,336	20.0%
Robert Schaefer (2)	—	*
Brad Sparkes (2)	—	*
All directors and executive officers as a group (persons)	7,986,336	20.0%
Greater than 5% Beneficial Owners (1)
Northern Genesis Sponsor LLC (2)	7,986,336	20.0%
Magnetar Financial LLC (3)	2,563,231	6.42%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 4801 Main Street, Suite 1000, Kansas City, MO 64112.

(2)	Northern Genesis Sponsor LLC, our sponsor, is the record holder of these shares. Mr. Robertson serves as a Managing Member of our sponsor and accordingly, in conjunction with the other Managing Members, exercises voting and dispositive power over such shares. The balance of the Directors and Executive Officers shall not have voting or dispositive control over any of the shares held by our sponsor and accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	According to Schedule 13G filed with the SEC on February 12, 2021 by Magnetar Financial LLC. (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”), and Alec N. Litowitz (“Mr. Litowitz”). The address of the business office of each of the Reporting Persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. ECOMF is the record holder of the shares reported herein. ECP serves as investment adviser Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”); Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund) and Purpose Alternative Credit Fund - T LLC (“Purpose Fund - T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). As such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The amount consists of (A) 881,046 Shares held for the account of Constellation Master Fund; (B) 252,063 Shares held for the account of Constellation Fund; (C) 82,500 Shares held for the account of Master Fund; and (D) 308,599 Shares held for the account of Xing He Master Fund; (E) 327,447 Shares held for the account of Structured Credit Fund; (F) 125,000 Shares held for the account of Systematic Master Fund; (G) 230,864 Shares held for the account of SC Fund; (H) 183,746 Shares held for the account of Lake Credit Fund; (I) 115,430 Shares held for the account of Purpose Fund and (J) 56,536 Shares held of the account of Purpose Fund - T.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

For a more information on the Proposed Lion Transaction related to the Merger with Lion Electric, see “Item 1. Business.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 27, 2020, our sponsor paid $25,000 to cover certain offering costs of NGA in consideration of 8,625,000 founder shares. The founder shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our sponsor would own 20% of our issued and outstanding shares after our IPO. On August 27, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 638,664 founders shares were forfeited and 486,336 founder shares ceased to be subject to forfeiture, resulting in an aggregate of 7,986,336 founder shares issued and outstanding.

Our sponsor has agreed, subject to limited exceptions and specified permitted transferees, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which NGA completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NGA stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Our sponsor has further agreed that the Lion Common Shares issued to our sponsor in exchange for the founder shares will be subject to such restrictions on transfer pursuant to the terms of the Stockholder Support and Lock-Up Agreement. Pursuant to its governing documents, and as permitted by the Stockholder Support and Lock-Up Agreement, our sponsor intends to distribute to its members, following closing, all Lion Common Shares and Lion Warrants received by our sponsor as a result of the Business Combination, subject to written agreement by such transferees that the securities so received will remain subject to the transfer restrictions in the Stockholder Support and Lock-Up Agreement.

Administrative Services Agreement

We entered into an agreement which commenced on August 17, 2020, whereby we pay our sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or our liquidation, NGA will cease paying these monthly fees. For the three months ended December 31, 2020 and for the period from May 27, 2020 (inception) through December 31, 2020, NGA incurred $30,000 and $45,000, respectively, in fees for these services. As of December 31, 2020, $10,000 is included in accrued expenses in the accompanying condensed balance sheet.

Promissory Note—Related Party

On May 27, 2020, NGA issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which NGA could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of our IPO or (iii) the abandonment of our IPO. The outstanding amount of $142,931 under the Promissory Note was repaid on August 24, 2020.

In February and March of 2021, our sponsor advanced Working Capital Loans to NGA in an aggregate amount of $3,000,000, and NGA issued a non-convertible, unsecured promissory note to our sponsor in respect of such Working Capital Loans. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial business combination or (ii) liquidation of NGA. If the proposal described in the Lion Registration Statement to amend NGA’s certificate of incorporation is approved by its stockholders, it is expected that our sponsor will promptly thereafter tender such promissory note to NGA as an advance payment for Working Capital Warrants to be issued immediately prior to our initial Business Combination (regardless of when that occurs).

Due to Sponsor

In September 2020, NGA received an aggregate of $510,914 from our sponsor which was returned in October 2020.

NGA Working Capital Warrants

Our sponsor may, but is not obligated to, loan funds to NGA to fund transaction costs incurred by NGA in connection with a business combination and other working capital needs of NGA, and the terms of any such loan may grant our sponsor the right to elect to receive, in lieu of repayment of up to $3,000,000 of such funding, one warrant for each $1.00 of such funding. Such warrants are expressly provided for, as “Working Capital Warrants,” in the NGA Warrant Agreement, pursuant to which all other outstanding warrants of NGA have been issued. If the proposal described in the Lion Registration Statement to amend NGA’s certificate of incorporation is approved by the NGA stockholders and filed by NGA with the Delaware Secretary of State in connection with the Proposed Lion Transaction, our sponsor will be obligated to purchase from NGA 3,000,000 Working Capital Warrants for a total cash purchase price of $3,000,000, our sponsor will pay the purchase price to NGA promptly following such approval of the proposed amendment by the NGA stockholders, and NGA will issue such Working Capital Warrants to our sponsor immediately prior to the closing of the Business Combination.

Personnel Services Agreement

On December 1, 2020, the Company, with the approval of the audit committee of our board, and our sponsor agreed on the terms pursuant to which the Company will pay our sponsor, or individuals affiliated with the sponsor, for services in respect of identifying, investigating, and analyzing investment opportunities and completing an initial Business Combination.  Such personnel that may receive such payments, whether directly from the Company or indirectly by payment from the sponsor of amounts paid to our sponsor by the Company, include persons who are officers or directors of the Company (other than our independent directors).

Under such agreement, the Company agreed to pay our sponsor or individuals affiliated with our sponsor (including persons who may be officers or directors of the Company) an aggregate amount of $480,000 for all such services provided prior to December 31, 2020, with a credit for amounts paid prior to such date, including amounts paid to persons who are officers and directors of the Company, each of which was approved by the audit committee of our board in advance of such payment. Of amounts charged to the Company in respect of the period prior to December 31, 2020, $120,000 was approved by our audit committee in respect of services of persons who are officers or directors of the Company, including $60,000 charged directly to the Company by and for the services of Ian Robertson, our Chief Executive Officer and a director, and $60,000 charged directly to the Company by and for the services of Ken Manget, our Chief Financial Officer and a director.  As of December 31, 2020, $353,519 is included in accrued expenses in the accompanying balance sheet, payable by the Company to our sponsor, which accrued amounts, together with any amounts payable under the agreement for periods after December 31, 2020, may be paid by our sponsor to persons who are officers or directors of the Company, other than our independent directors.

In addition, under such agreement, the Company agreed to pay our sponsor or individuals affiliated with our sponsor (including persons who may be officers or directors of the Company), for services preceding an initial Business Combination, an amount equal to $80,000 per month commencing on January 1, 2021 until the date of the initial Business Combination, and upon completion of the initial Business Combination, an amount equal to $60,000 multiplied by the number of months by which the date of the initial Business Combination precedes August 20, 2022.  Under the terms of such agreement, the total compensation paid or credited under such agreement will be less than $2 million.

Related Party Policy

Our code of ethics, which was adopted upon consummation of our IPO, requires NGA to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the NGA Board (or the appropriate committee of the NGA Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that it enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. NGA also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 27, 2020 (inception) through December 31, 2020 totaled $87,345. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from May 27, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from May 27, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from May 27, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

None.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

No.	Description of Exhibit
2.1	Business Combination Agreement and Plan of Reorganization, dated November 30, 2020, by and among Lion Electric, Merger Sub and the Company. (All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.) (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws of Northern Genesis Acquisition Corp. (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (3)
10.1	Form Letter Agreement from each of the Registrant’s initial stockholders, officers and directors (2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (3)
10.3	Promissory Note (1)
10.4	Registration Rights Agreement between the Company and certain security holders. (3)
10.5	Subscription Agreement for Private Warrants (2)
10.6	Administrative Services Agreement between the Company and Northern Genesis Sponsor LLC. (3)
10.7	Form of Indemnification Agreement. (3)
10.8	Stockholder Support Agreement, dated as of November 30, 2020, by and among Lion Electric, the Company, our sponsor and the stockholders of the Company named therein. (4)
10.8	Form of PIPE Subscription Agreement (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on July 27, 2020 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No.1 to our Registration Statement on Form S-1 filed on August 7, 2020 and incorporated herein by reference.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 30, 2020 and incorporated by reference herein.

Item 16.	Form 10-K Summary.

None.

NORTHERN GENESIS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Northern Genesis Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Northern Genesis Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 8, 2021

NORTHERN GENESIS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$624,283
Prepaid expenses	145,771
Total Current Assets	770,054

Cash and marketable securities held in Trust Account	319,577,125
TOTAL ASSETS	$320,347,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,087,789
Total Current Liabilities	1,087,789

Deferred underwriting payable	11,180,870
Total Liabilities	12,268,659

Commitments

Common stock subject to possible redemption 30,305,432 shares at redemption value	303,078,515

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 9,626,248 shares issued and outstanding (excluding 30,305,432 shares subject to possible redemption)	963
Additional paid-in capital	6,511,411
Accumulated deficit	(1,512,369)
Total Stockholders’ Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,347,179

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,636,054
Loss from operations	(1,636,054)

Other income:
Interest earned on marketable securities held in Trust Account	108,848
Unrealized gain on marketable securities held in Trust Account	14,837
Other income	123,685

Net loss	$(1,512,369)

Weighted average non-redeemable common shares outstanding, basic and diluted	8,691,291

Basic and diluted net loss per non-redeemable common share	$(0.18)

Weighted average common shares subject to possible redemption outstanding, basic and diluted	30,351,355

Basic and diluted net income per common share subject to possible redemption	$0.00

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	8,625,000	863	24,137	—	25,000

Sale of 31,945,344 Units, net of underwriting discount and offering expenses	31,945,344	3,194	301,423,626	—	301,426,820

Sale of 8,139,069 Private Placement Warrants	—	—	8,139,069	—	8,139,069

Forfeiture of Founder Shares	(638,664)	(64)	64	—	—

Common stock subject to possible redemption	(30,305,432)	(3,030)	(303,075,485)	—	(304,465,469)

Net loss	—	—	—	(1,512,369)	(1,512,369)

Balance – December 31, 2020	9,626,248	$963	$6,511,411	$(1,512,369)	$5,000,005

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,512,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(108,848)
Unrealized gain on marketable securities held in Trust Account	(14,837)
Changes in operating assets and liabilities:
Prepaid expenses	(145,771)
Accrued expenses	1,087,789
Net cash used in operating activities	(694,036)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(319,453,440)
Net cash used in investing activities	(319,453,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	313,064,371
Proceeds from sale of Private Placement Warrants	8,139,069
Proceeds from promissory note – related party	142,931
Repayment of promissory note – related party	(142,931)
Payment of offering costs	(431,681)
Net cash provided by financing activities	320,771,759

Net Change in Cash	624,283
Cash – Beginning of period	—
Cash – End of period	$624,283

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$304,589,870
Change in value of common stock subject to possible redemption	$(1,511,355)
Deferred underwriting fee payable	$11,180,870
Offering costs paid directly by Sponsor in exchange for the issuance of common stock	25,000

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations, other than seeking Business Combination opportunities following the Company’s initial public offering (“Initial Public Offering”). All activity for the period from May 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the Initial Public Offering, which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of The Lion Electric Company, a corporation existing under the Business Corporations Act (Québec) (“Lion Electric”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to complete a Business Combination only if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted (or such higher percentage of the Company’s outstanding shares as may be required by applicable law) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares held by Sponsor in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of December 31, 2020, the Company had $624,283 in its operating bank accounts, $319,577,125 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and an adjusted working capital deficit of $219,554 (excluding franchise taxes payable and prepaid income tax). As of December 31, 2020, approximately $123,685 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

In February and March of 2021, the Sponsor advanced Working Capital Loans to the Company in an aggregate amount of $3,000,000, and the Company issued a non-convertible, unsecured promissory note to the Sponsor in a principal amount of $3,000,000 in respect of such Working Capital Loans made by the Sponsor to the Company. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial business combination or (ii) liquidation of the Company.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account (including the proceeds of the Working Capital Loans) for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.  Management believes that the Company has sufficient funds to pay operating expenses for the next 12 months.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,111,741 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For the Period from May 27, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$24,196

Net income allocable to shares subject to possible redemption	$24,196
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	30,351,055
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,512,369)
Net income allocable to Common stock subject to possible redemption	24,196
Non-Redeemable Net Loss	$(1,536,565)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,691,291
Basic and diluted net loss per share	$(0.18)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a Canadian financial institution, which, at times, may exceed the Canada Deposit Insurance Corporation coverage of C$100,000. The Company has not experienced losses on this account.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,750,000. On August 27, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 389,069 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $389,069. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account, with the remainder used to pay offering expenses or held by the Company outside the Trust Account as working capital. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 27, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 shares of the Company’s common stock (the “Founder Shares”). The Founder Shares included an aggregate of up 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 27, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 638,664 Founder Shares were forfeited and 486,336 Founder Shares ceased to be subject to forfeiture, resulting in an aggregate of 7,986,336 Founder Shares issued and outstanding.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 17, 2020, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from May 27, 2020 (inception) through December 31, 2020, the Company incurred $45,000 in fees for these services. As of December 31, 2020, $10,000 is included in accrued expenses in the accompanying balance sheet.

Personnel Services Agreement

On December 1, 2020, the Company, with the approval of the audit committee of our board, and the Sponsor agreed on the terms pursuant to which the Company will pay the Sponsor, or individuals affiliated with the Sponsor, for services in respect of identifying, investigating, and analyzing investment opportunities and completing an initial Business Combination.  Such personnel that may receive such payments, whether directly from the Company or indirectly by payment from the Sponsor of amounts paid to the Sponsor by the Company, include persons who are officers or directors of the Company (other than our independent directors).

Under such agreement, the Company agreed to pay the Sponsor or individuals affiliated with the Sponsor (including persons who may be officers or directors of the Company) an aggregate amount of $480,000 for all such services provided prior to December 31, 2020, with a credit for amounts paid prior to such date, including amounts paid to persons who are officers and directors of the Company, each of which was approved by the audit committee of our board in advance of such payment. Of amounts charged to the Company in respect of the period prior to December 31, 2020, $110,000 was approved by our audit committee in respect of services of persons who are officers or directors of the Company, including $60,000 charged directly to the Company by and for the services of Ian Robertson, our Chief Executive Officer and a director, and $50,000 charged directly to the Company by and for the services of Ken Manget, our Chief Financial Officer and a director.  As of December 31, 2020, $353,519 is included in accrued expenses in the accompanying balance sheet, payable by the Company to the Sponsor, which accrued amounts, together with any amounts payable under the agreement for periods after December 31, 2020, may be paid by the Sponsor to persons who are officers or directors of the Company, other than our independent directors.

In addition, under such agreement, the Company agreed to pay the Sponsor or individuals affiliated with the Sponsor (including persons who may be officers or directors of the Company), for services preceding an initial Business Combination, an amount equal to $80,000 per month commencing on January 1, 2021 until the date of the initial Business Combination, and upon completion of the initial Business Combination, an amount equal to $60,000 multiplied by the number of months by which the date of the initial Business Combination precedes August 20, 2022.  Under the terms of such agreement, the total compensation paid or credited under such agreement will be less than $2 million.

Due to Sponsor

In September 2020, the Company received an aggregate of $510,914 from the Sponsor which was returned in October 2020.

Promissory Note — Related Party

On May 27, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. The outstanding amount of $142,931 under the Promissory Note was repaid on August 24, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes and would be repayable upon completion of a Business Combination, without interest, but may provide that, at the lender’s discretion, up to $3,000,000 of the notes may be converted in connection with the completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Business Combination Agreement

On November 30, 2020, the Company, Lion Electric, and Lion Electric Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Lion Electric (“Merger Sub”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger,” together with the other transactions related thereto, the “Proposed Lion Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of Lion Electric (the “Surviving Corporation”).

Immediately prior to the effective time of the Merger (the “Effective Time”), Lion Electric will implement a reorganization (the “Lion Electric Pre-Closing Reorganization”), which will include a split of the common shares of Lion Electric (the “Lion Electric Common Shares”) whereby each Lion Electric Common Share immediately prior to such share split will be converted into 4.1289 Lion Electric Common Shares immediately following such share split (the “Company Split Adjustment”) and the amendment and restatement, effective as of the Effective Time, of Lion Electric’s articles and bylaws.

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Lion Electric, Merger Sub or any of the holders of any of their securities:

●	the common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation;

●	each share of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any Excluded Shares and Redemption Shares, each as defined below) will be converted into the right to receive from Lion Electric the number of fully-paid and nonassessable Lion Electric Common Shares (after giving effect to the Company Split Adjustment) equal to an exchange ratio (the “Exchange Ratio”), which will initially be one (1) but will be subject to customary adjustments pursuant to the Business Combination Agreement for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalization, reclassification, combination, exchange of shares or like changes occurring after the Company Split Adjustment (the “Per Share Merger Consideration”);

●	all such shares of Company Common Stock, when so converted, will cease to be outstanding and will automatically be canceled and cease to exist, and each holder of a share of Company Common Stock that was outstanding immediately prior to the Effective Time (other than Excluded Shares and Redemption Shares) will cease to have any rights with respect thereto, except the right to receive the Per Share Merger Consideration;

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

●	the Surviving Corporation will issue to Lion Electric one share of common stock of the Surviving Corporation for each share of Company Common Stock issued as Per Share Merger Consideration;

●	all shares of Company Common Stock held by the Company as treasury shares immediately prior to the Effective Time and not held on behalf of third parties (collectively, “Excluded Shares”) will automatically be canceled and cease to exist as of the Effective Time, and no consideration will be delivered in exchange therefor;

●	each share of Company Common Stock issued and outstanding immediately prior to the Effective Time with respect to which a Company stockholder has validly exercised its redemption rights under the Company’s Certificate of Incorporation (“Redemption Rights”) will be redeemed at the Effective Time (the “Redemption Shares”), will not be entitled to receive the Per Share Merger Consideration, and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights (such amount, the “Redemption Payment”), and the Company or the Surviving Corporation will make such cash payments at or as promptly as practical after the Effective Time;

●	as of the Effective Time, all Redemption Shares will cease to be outstanding and will automatically be cancelled and retired and will cease to exist, and each holder of a Redemption Share (or related certificate or book-entry share) will cease to have any rights with respect thereto, except the right to receive the cash payment in respect thereof from the Company or the Surviving Corporation referred to in the immediately preceding sentence;

●	at the Effective Time and in accordance with Section 4.5 of the Warrant Agreement dated August 7, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the “Company Warrant Agreement”), each warrant to purchase Company Common Stock under the Company Warrant Agreement (“Company Warrant”), to the extent then outstanding and unexercised, will automatically, without any action on the part of its holder, be converted into a warrant to acquire a number of Lion Electric Common Shares at an adjusted exercise price per share, in each case, as determined in accordance with the following (each resulting warrant, an “Assumed Warrant”):

Consummation of the Proposed Lion Transaction is subject to approval by stockholders holding a majority of the outstanding shares of Company Common Stock and satisfaction of certain other conditions, as further described in the Business Combination Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 9,626,248 shares of common stock issued and outstanding, excluding 30,305,432 shares of common stock subject to possible redemption.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets is as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$78,860
Unrealized gain on marketable securities	(22,858)
Total deferred tax assets	56,002
Valuation Allowance	(56,002)
Deferred tax assets, net allowance	$—

The income tax provision consists of the following:

For the Period from May 27, 2020 (Inception) Through December 31, 2020
Federal
Current	$—
Deferred	(56,002)

State and Local
Current	—
Deferred	—

Change in valuation allowance	56,002

Income tax provision	$—

As of December 31, 2020, the Company had $375,526 of U.S. federal net operating loss carryovers available to offset future taxable income.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $56,002.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Business combination expenses	(17.3)%
Valuation allowance	(3.7)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$319,577,125

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February and March of 2021, the Sponsor advanced Working Capital Loans to the Company in an aggregate amount of $3,000,000, and the Company issued a non-convertible, unsecured promissory note to the Sponsor in respect of such Working Capital Loans. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial Business Combination or (ii) liquidation of the Company. If the proposal described in the Lion Registration Statement to amend the Company’s certificate of incorporation is approved by its stockholders, it is expected that the Sponsor will promptly thereafter tender such promissory note to the Company as an advance payment for Working Capital Warrants to be issued immediately prior to the Company’s initial Business Combination (regardless of when that occurs).

The Company has received three demand letters from putative stockholders of the Company dated January 19, 2021, February 10, 2021 and March 2, 2021 (together, the “Demands”) alleging that the Company and the Company’s board of directors have breached their fiduciary duties and violated federal securities laws on the basis that the Lion Registration Statement allegedly is materially misleading and/or omits material information concerning the Proposed Lion Transaction. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the Lion Registration Statement.

We believe that the disclosures set forth in the Lion Registration Statement comply fully with applicable law. However, the Company and Lion are assessing whether to voluntarily supplement the disclosure contained in the Lion Registration Statement for purposes of avoiding expenses associated with any claims that could be made based on such Demands and provide additional information to our respective stockholders. The foregoing, and any supplement to such disclosure that may be made, is not intended to be an admission of the legal necessity or materiality under applicable laws of any such disclosures. We specifically deny all allegations that any additional disclosure is required and we reserve all defenses in connection with the Demands

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP.

Date: March 8, 2021	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: March 8, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Dalglish	Director and Non-Executive Chairman	March 8, 2021
Paul Dalglish

/s/ Michael Hoffman	President	March 8, 2021
Michael Hoffman	(Principal Executive Officer)

/s/ Ken Manget	Director and Chief Financial Officer	March 8, 2021
Ken Manget	(Principal Financial and Accounting Officer)

/s/ Ian Robertson	Director and Vice Chair	March 8, 2021
Ian Robertson

/s/ Robert Schaefer	Director	March 8, 2021
Robert Schaefer

/s/ Brad Sparkes	Director	March 8, 2021
Brad Sparkes