Form 10-K/A
period 2020-12-31
Northern Genesis Acquisition Corp.
filed 2021-05-03
CIK 1815495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Northern Genesis Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 9, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statements as of August 20, 2020 and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in August 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by special purpose acquisition companies (“SPACs”) (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

This Annual Report also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Filing as appropriate to reflect the restatement and revision of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Annual Report currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 2 to the financial statements, the Company has not modified or updated disclosures presented in this Annual Report. Accordingly, the Annual Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the Original Filing.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For risks relating to Lion Electric (as defined below) and the Proposed Lion Transaction, please see the Lion Registration Statement.

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

Our officers had agreed not to become an officer or director of any other special purpose acquisition company which has publicly filed a registration statement with the SEC until we entered into a definitive agreement regarding our initial business combination or we failed to complete our initial business combination within 24 months after the closing of our IPO. Subsequent to entering into the Business Combination Agreement with Lion Electric, our officers and directors formed Northern Genesis Acquisition Corp. II (“Northern Genesis II”), a special purpose allocation, which completed its initial public offering on January 15, 2021, and Northern Genesis Acquisition Corp. III (“Northern Genesis III”), which has filed a registration statement on Form S-1 with the SEC for its initial public offering.

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

Liquidation if No Business Combination

We have until August 20, 2022 to complete our initial business combination. If we are unable to complete a business combination within such period (and our stockholders have not approved an amendment to our certificate of incorporation to extend this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of our then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination by August 20, 2022.

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

Any of our key personnel may negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us or the target business after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, whether or not any such individuals remain with the post-transaction company after the completion of our business combination will be a factor in our decision as to whether or not we will proceed with any potential business combination only to the extent that we believe that it would materially benefit our stockholders following the business combination.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in additional material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

In connection with a review of our financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over the reporting of the Personnel Services Agreement (as defined in this report) and with respect to the classification of our warrants as components of equity instead of as derivative liabilities. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As of December 31, 2020, we identified material weaknesses in our internal control over financial reporting that led to a restatement of our financial statements. In addition to the restatement of our financial statements, we intend to implement additional communication and documentation procedures, among other steps, as part of our internal controls to remediate the material weakness related to the Personnel Services Agreement.  In order to remediate the material weakness with respect to the classification of the Company’s warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weaknesses.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from May 27, 2020 (inception) through December 31, 2020, we had a net loss of $120,946,001, which consists of operating costs of $5,942,574 and a change in the fair value of the warrant liabilities of $115,127,112, offset by interest income on marketable securities held in the Trust Account of $108,848 and an unrealized gain on marketable securities held in the Trust Account of $14,837.The operating costs included $1,213,674 of officering costs related to the warrant liabilities and $3,092,846 of share-based compensation related to eh incremental value of the private placement warrants.

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

For the period from May 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $694,036. Net loss of $120,946,001 was affected by interest earned on marketable securities held in the Trust Account of $108,848, a noncash charge for the change in the fair value of warrant liabilities of $115,127,112, an unrealized gain on marketable securities of $14,837 and changes in operating assets and liabilities, which provided $942,018 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of material weaknesses found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective as December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of December 31, 2020 as described below.

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

Additionally, we identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Annual Report, this material weakness resulted in a restatement of our financial statements.

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

Restatement of Previously Issued Financial Statements

On April 20, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from May 27, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

None.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

No.	Description of Exhibit
2.1	Business Combination Agreement and Plan of Reorganization, dated November 30, 2020, by and among Lion Electric, Merger Sub and the Company. (All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.) (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws of Northern Genesis Acquisition Corp. (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (3)
10.1	Form Letter Agreement from each of the Registrant’s initial stockholders, officers and directors (2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (3)
10.3	Promissory Note (1)
10.4	Registration Rights Agreement between the Company and certain security holders. (3)
10.5	Subscription Agreement for Private Warrants (2)
10.6	Administrative Services Agreement between the Company and Northern Genesis Sponsor LLC. (3)
10.7	Form of Indemnification Agreement. (3)
10.8	Stockholder Support Agreement, dated as of November 30, 2020, by and among Lion Electric, the Company, our sponsor and the stockholders of the Company named therein. (4)
10.8	Form of PIPE Subscription Agreement (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on July 27, 2020 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on August 7, 2020 and incorporated herein by reference.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 30, 2020 and incorporated by reference herein.

Item 16.	Form 10-K Summary.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 27, 2020 (inception) through December 31, 2020 have been restated.

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

Houston, Texas

March 8, 2021, except for the effects of the restatement discussed in Notes 2 and 10 as to which the date is May 3, 2021

NORTHERN GENESIS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$624,283
Prepaid expenses	145,771
Total Current Assets	770,054

Cash and marketable securities held in Trust Account	319,577,125
TOTAL ASSETS	$320,347,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,087,789
Total Current Liabilities	1,087,789

Warrant liability	147,602,681
Deferred underwriting payable	11,180,870
Total Liabilities	159,871,340

Commitments

Common stock subject to possible redemption 15,546,342 shares at redemption value	155,475,832

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,385,338 shares issued and outstanding (excluding 15,546,342 shares subject to possible redemption)	2,439
Additional paid-in capital	125,943,569
Accumulated deficit	(120,946,001)
Total Stockholders’ Equity	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,347,179

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operating costs	$5,942,574
Loss from operations	(5,942,574)

Other income:
Change in fair value of warrant liability	(115,127,112)
Interest earned on marketable securities held in Trust Account	108,848
Unrealized gain on marketable securities held in Trust Account	14,837
Other loss	(115,003,427)

Net loss	$(120,946,001)

Weighted average non-redeemable common shares outstanding, basic and diluted	10,696,927

Basic and diluted net loss per non-redeemable common share	$(11.31)

Weighted average common shares subject to possible redemption outstanding, basic and diluted	27,063,620

Basic and diluted net income per common share subject to possible redemption	$(0.00)

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	8,625,000	863	24,137	—	25,000

Sale of 31,945,344 Units, net of underwriting discount and offering expenses	31,945,344	3,194	302,637,300	—	302,640,494

Sale of 8,139,069 Private Placement Warrants	—	—	8,139,069	—	8,139,069

Forfeiture of Founder Shares	(638,664)	(64)	64	—	—

Common stock subject to possible redemption	(15,546,342)	(1,554)	(155,474,278)	—	(155,475,832)

Share-based compensation for warrant liabilities	—	—	3,092,846	—	3,092,846

Initial classification of warrant liability	—	—	(32,475,569)	—	(32,475,569)

Net loss	—	—	—	(120,946,001)	(120,946,001)

Balance – December 31, 2020	24,385,338	$2,439	$125,943,569	$(120,946,001)	$5,000,007

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(120,946,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(108,848)
Unrealized gain on marketable securities held in Trust Account	(14,837)
Changes in fair value of warrant liability	115,127,112
Transaction costs allocable to warrant liability	1,213,674
Share-based compensation	3,092,846
Changes in operating assets and liabilities:
Prepaid expenses	(145,771)
Accrued expenses	1,087,789
Net cash used in operating activities	(694,036)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(319,453,440)
Net cash used in investing activities	(319,453,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	313,064,371
Proceeds from sale of Private Placement Warrants	8,139,069
Proceeds from promissory note – related party	142,931
Repayment of promissory note – related party	(142,931)
Payment of offering costs	(431,681)
Net cash provided by financing activities	320,771,759

Net Change in Cash	624,283
Cash – Beginning of period	—
Cash – End of period	$624,283

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$304,589,870
Change in value of common stock subject to possible redemption	$(149,114,038)
Initial classification of warrant liability	32,475,569
Change in value of warrant liability	115,127,112
Deferred underwriting fee payable	$11,180,870
Offering costs paid directly by Sponsor in exchange for the issuance of common stock	25,000

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

As of December 31, 2020, the Company had not commenced any operations, other than seeking Business Combination opportunities following the Company’s initial public offering (“Initial Public Offering”). All activity for the period from May 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the Initial Public Offering, which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of The Lion Electric Company, a corporation existing under the Business Corporations Act (Québec) (“Lion Electric”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and recognize changes in the fair value of warrant liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020. On August 20, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Northern Genesis Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 5.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted (or such higher percentage of the Company’s outstanding shares as may be required by applicable law) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares held by Sponsor in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of August 20, 2020
Warrant Liability	$—	$30,645,000	$30,645,000
Common Stock Subject to Possible Redemption	285,817,300	(30,645,000)	255,172,300
Common Stock	1,004	306	1,310
Additional Paid-in Capital	5,000,015	4,306,214	9,306,210
Accumulated Deficit	(1,013)	(4,306,520)	(4,307,533)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$33,198,921	$33,198,921
Common Stock Subject to Possible Redemption	300,465,469	(33,198,921)	271,266,548
Common Stock	949	332	1,281
Additional Paid-in Capital	5,124,471	5,029,540	10,154,011
Accumulated Deficit	(125,414)	(5,029,872)	(5,155,286)

Balance sheet as of December 31, 2020
Warrant Liability	$—	$147,602,681	$147,602,681
Common Stock Subject to Possible Redemption	303,078,515	(147,602,683)	155,475,83
Common Stock	963	1,476	2,439
Additional Paid-in Capital	6,511,411	119,432,158	125,943,569
Accumulated Deficit	(1,512,369)	(119,433,632)	(120,946,001)
Shareholder’s Equity	5,000,001	6	5,000,007

Period from May 27, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$723,352	$723,532
Transaction costs allocable to warrant liability within formation and operational costs	—	4,306,520	4,306,520
Net loss	(125,414)	(5,029,872)	(5,155,286)
Weighted average common shares subject to possible redemption outstanding, basic and diluted	30,138,480	(3,216,303)	26,922,176
Weighted average non-redeemable common shares outstanding, basic and diluted	8,111,107	(2,799,035)	5,312,072
Basic and diluted net loss per share, nonredeemable common stock	(0.02)		(0.97)

Period from May 27, 2020 (inception) to December 31, 2020
Change in fair value of warrant liability	$—	$115,127,112	$115,127,112
Transaction costs allocable to warrant liability within formation and operational costs	—	4,306,520	4,306,520
Net loss	(1,512,369)	(119,433,632)	(120,946,001)
Weighted average common shares subject to possible redemption outstanding, basic and diluted	30,351,355	(3,287,735)	27,063,620
Weighted average non-redeemable common shares outstanding, basic and diluted	8,691,291	2,005,636	10,696,927
Basic and diluted net loss per share, nonredeemable common stock	(0.18)		(11.31)
Cash Flow Statement for the Period from May 27, 2020 (inception) to December 31, 2020
Net loss	$(1,512,369)	$(119,433,632)	$(120,946,001)
Change in fair value of warrant liabilities	—	115,127,112	115,127,112
Share-based compensation for warrant liabilities	—	3,092,846	3,092,846
Transaction costs allocable to warrant liabilities	—	1,213,674	1,213,674
Initial classification of warrant liabilities	—	32,475,569	32,475,569

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach (see Note 10).

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

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For the Period from May 27, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$12,413

Net income allocable to shares subject to possible redemption	$12,413
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	27,063,620
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(120,946,001)
Net income allocable to Common stock subject to possible redemption	(12,413)
Non-Redeemable Net Loss	$(120,958,414)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	10,969,927
Basic and diluted net loss per share	$(11.31)

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 31,945,344 Units, at a price of $10.00 per Unit, inclusive of 1,945,344 Units sold to the underwriters on August 27, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,750,000. On August 27, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 389,069 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $389,069. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account, with the remainder used to pay offering expenses or held by the Company outside the Trust Account as working capital. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 24,385,338 shares of common stock issued and outstanding, excluding 15,546,342 shares of common stock subject to possible redemption.

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

NOTE 9. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(20.0)%
Transaction costs allocable to warrant liability	(0.2)%
Share-based compensation	(0.5)%
Business combination expenses	(0.2)%
Valuation allowance	(0.1)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$319,577,125

Liabilities:
Warrant Liability – Public Warrants	1	$87,210,789
Warrant Liability – Private Placement Warrants	3	$60,391,892

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Initial Measurement

The Company established the initial fair value for the Warrants on August 20, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common shares subject to possible redemption, and common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	August 20, 2020 (Initial Measurement)
Risk-free interest rate	0.4%
Expected term (years)	1
Expected volatility	20.0%
Exercise price	$11.50
Fair value of Units	$10.60

On August 20, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.38 and $1.33 per warrant for aggregate values of $10.7million and $20.0 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $60.4 million and $87.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value –	$—	$—	$—
Initial measurement on August 20, 2020 (IPO)	10,695,000	19,950,000	30,645,000
Measurement on August 27, 2020 (Over-Allotment)	536,915	1,293,654	1,830,569
Change in valuation inputs or other assumptions	49,159,977	65,967,135	115,127,112
Fair value as of December 31, 2020	$60,391,892	$87,210,789	$147,602,681

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $39,445,000 during the period from October 14, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at December 31, 2020 to be $7.42 and at September 30, 2020 to be $1.41 using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	September 30, 2020
Expected volatility	25.0%	25.0%
Risk-free interest rate	0.09%	0.11%
Expected term (years)	5	5
Fair value per share of common stock	$17.78	$9.31

NORTHERN GENESIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. SUBSEQUENT EVENTS

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

NORTHERN GENESIS ACQUISITION CORP.

Date: May 3, 2021	By:	/s/ Michael Hoffman
	Name:	Michael Hoffman
	Title:	President
(Principal Executive Officer)

Date: May 3, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Dalglish	Director and Non-Executive Chairman	May 3, 2021
Paul Dalglish

/s/ Michael Hoffman	President	May 3, 2021
Michael Hoffman	(Principal Executive Officer)

/s/ Ken Manget	Director and Chief Financial Officer	May 3, 2021
Ken Manget	(Principal Financial and Accounting Officer)

/s/ Ian Robertson	Director and Vice Chair	May 3, 2021
Ian Robertson

/s/ Robert Schaefer	Director	May 3, 2021
Robert Schaefer

/s/ Brad Sparkes	Director	May 3, 2021
Brad Sparkes